Form 10-K
period 2007-12-31
Morgan Stanley Capital I Trust 2007-IQ15
filed 2008-03-28
CIK 1408212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or other jurisdiction of
incorporation or organization of issuing entity)
(Issuing entity's telephone number, including area code)
Morgan Stanley Capital I Trust 2007-IQ15
New York
(I.R.S. Employer
Identification No. of issuing entity)
13-3291626
Commission file number of Issuing Entity:
(Address, including zip code, of principal executive offices of issuing entity)
(212) 761-4000
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of issuing entity as specified in its charter)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
[ Yes] [X No]
[ Yes] [X No]
[X Yes] [ No]
Not Applicable
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
(Exact name of depositor as specified in its charter)
(Exact name of sponsor as specified in its charter)
MORGAN STANLEY CAPITAL I INC.
Morgan Stanley Mortgage Capital Holdings LLC
333-143623-03
Smaller reporting company [ ]
Commission file number of depositor: 333-143623
1585 Broadway, New York, New York 10036
* The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.
* The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.
Principal Commercial Funding II, LLC
(Exact name of sponsor as specified in its charter)
Royal Bank of Canada
(Exact name of sponsor as specified in its charter)
Prudential Mortgage Capital Funding, LLC
(Exact name of sponsor as specified in its charter)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
DOCUMENTS INCORPORATED BY REFERENCE
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[ Yes] [X No]
Pooling and Servicing Agreement, dated as of August 1, 2007, by and among Morgan Stanley Capital I Inc., as depositor,
Capmark Finance Inc., as a master servicer, Prudential Asset Resources, Inc., as a master servicer and a special servicer,
Centerline Servicing Inc., as a special servicer, U.S. Bank National Association, as paying agent, authenticating agent and certificate registrar, and Wells Fargo Bank, National Association, as trustee and custodian. (Filed as Exhibit 4.1 of the
Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File Number 333-143623-03)) and
incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan Stanley Capital I Inc. and Morgan
Stanley Mortgage Holdings LLC. (Filed as Exhibit 99.1 of the Registrant's Current Report on Form 8-K/A filed on October 9,
2007 (Commission File Number 333-143623-03)) and incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan Stanley Capital I Inc. and Principal
Commercial Funding II, LLC. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K/A filed on October 9,
2007 (Commission File Number 333-143623-03)) and incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan Stanley Capital I Inc. and Royal Bank of Canada. (Filed as Exhibit 99.3 of the Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission
File Number 333-143623-03)) and incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan Stanley Capital I Inc. and Prudential
Mortgage Capital Funding, LLC. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K/A filed on October 9,
2007 (Commission File Number 333-143623-03)) and incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan Stanley Capital I Inc. and National City
Bank. (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File
Number 333-143623-03)) and incorporated by reference in Part IV.
Primary Servicing Agreement, dated August 1, 2007, between Capmark Finance Inc. and Principal Global Investors, LLC,
relating to the Principal Commercial Funding II, LLC Mortgage Loans. (Filed as Exhibit 99.6 of the Registrant's Current
Report on Form 8-K/A filed on October 9, 2007 (Commission File Number 333-143623-03)) and incorporated by reference in
Part IV.
Subservicing Agreement, dated August 23, 2007, between Capmark Finance Inc. and Capstone Realty Advisors, LLC,
relating to the National City Bank Mortgage Loans. (Filed as Exhibit 99.7 of the Registrant's Current Report on Form 8-K/A
filed on October 9, 2007 (Commission File Number 333-143623-03)) and incorporated by reference in Part IV.
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None
Item 9B. Other Information.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings
LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.
Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.
Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia
County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District
Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-
2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States
District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v.
Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.
Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common
Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage,
Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.
Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common
Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-
affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.
The First Stamford mortgage loan (Loan 506107356, ProSupp ID 1) constitutes a significant obligor within the meaning of
Item 1101(k)(2) of Regulation AB and as disclosed in the 424(b)(5) Prospectus filed on August 17, 2007 for Morgan
Stanley Capital I Trust 2007-IQ15. The Net Operating Income for the 2007 Fiscal Year End is $18,173,718.
The Hilton Washington DC mortgage loan (Loan 506107217, ProSupp ID 2) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the 424(b)(5) Prospectus filed on August 17, 2007 for
Morgan Stanley Capital I Trust 2007-IQ15. The Net Operating Income for the 2007 Fiscal Year End is $26,332,985.
Not applicable.
Not applicable.
Item 1115(b) of Regulation AB.
The information regarding this Item has been previously filed in the 424(b)(5) Prospectus filed on August 17, 2007.
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.
LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the
"2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:
"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Servicer Compliance Statement.
Item 1123 of Regulation AB.
provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."
The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the
"Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.
The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.
With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.
The servicer compliance statements are attached hereto under Item 15.
Item 15. Exhibits, Financial Statement Schedules.
PART IV
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not Applicable
(3)
(2) Not Applicable
Exhibit Number Description
Exhibit 4.1
Pooling and Servicing Agreement, dated as of August 1, 2007, by and among Morgan Stanley
Capital I Inc., as depositor, Capmark Finance Inc., as a master servicer, Prudential Asset
Resources, Inc., as a master servicer and a special servicer, Centerline Servicing Inc., as a special servicer, U.S. Bank National Association, as paying agent, authenticating agent and certificate registrar, and Wells Fargo Bank, National Association, as trustee and custodian.
(Filed as Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A filed on October 9,
2007 (Incorporated by reference).
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statements.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) Capmark Finance Inc., as Master Servicer
b) Capmark Finance Inc., as Primary Servicer
c) Capstone Realty Advisors, LLC, as Primary Servicer
d) Centerline Servicing Inc., as Special Servicer
e) LaSalle Bank National Association, as Servicing Function Participant for Prudential Asset Resources, Inc.
f) Midland Loan Services Inc., as Primary Servicer
g) Principal Global Investors LLC, as Primary Servicer
h) Prudential Asset Resources, Inc., as Master Servicer and as Special Servicer with respect to the Hilton
Washington D.C. mortgage loan
i) U.S. Bank National Association, as Securities Administrator and Paying Agent
j) Wells Fargo Bank, N.A., as Custodian
k) Wells Fargo Bank, N.A., as Trustee
a) Capmark Finance Inc., as Master Servicer
b) Capmark Finance Inc., as Primary Servicer
c) Capstone Realty Advisors, LLC, as Primary Servicer
d) Centerline Servicing Inc., as Special Servicer
e) LaSalle Bank National Association, as Servicing Function Participant for Prudential Asset Resources, Inc.
f) Midland Loan Services Inc., as Primary Servicer
g) Principal Global Investors LLC, as Primary Servicer
h) Prudential Asset Resources, Inc., as Master Servicer and as Special Servicer with respect to the Hilton
Washington D.C. mortgage loan
i) U.S. Bank National Association, as Securities Administrator and Paying Agent
j) Wells Fargo Bank, N.A., as Custodian
k) Wells Fargo Bank, N.A., as Trustee
a) Capmark Finance Inc., as Master Servicer
b) Capmark Finance Inc., as Primary Servicer
c) Capstone Realty Advisors, LLC, as Primary Servicer
d) Centerline Servicing Inc., as Special Servicer
e) Midland Loan Services Inc., as Primary Servicer
f) Principal Global Investors LLC, as Primary Servicer
g) Prudential Asset Resources, Inc., as Master Servicer
h) Prudential Asset Resources, Inc., as Master Servicer of The Tower Loan
i) Prudential Asset Resources, Inc., as Special Servicer with respect to the Hilton Washington D.C.
mortgage loan
j) U.S. Bank National Association, as Securities Administrator and Paying Agent
k) Wells Fargo Bank, N.A., as Trustee
Exhibit 99.1 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Morgan Stanley Mortgage Holdings LLC. (Filed as Exhibit 99.1 of
the Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File
Number 333-143623-03) and incorporated by reference).
(b)
c) Not Applicable.
The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the
Exhibit Index that immediately follows the signature page hereof.
Exhibit 99.2 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Principal Commercial Funding II, LLC. (Filed as Exhibit 99.2 of the
Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File
Number 333-143623-03) and incorporated by reference).
Exhibit 99.3 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Royal Bank of Canada. (Filed as Exhibit 99.3 of the Registrant's
Current Report on Form 8-K/A filed on October 9, 2007 (Commission File Number 333-
143623-03) and incorporated by reference).
Exhibit 99.4 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Prudential Mortgage Capital Funding, LLC. (Filed as Exhibit 99.4 of
the Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File
Number 333-143623-03) and incorporated by reference).
Exhibit 99.5 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and National City Bank. (Filed as Exhibit 99.5 of the Registrant's
Current Report on Form 8-K/A filed on October 9, 2007 (Commission File Number 333-
143623-03) and incorporated by reference).
Exhibit 99.6 Primary Servicing Agreement, dated August 1, 2007, between Capmark Finance Inc. and
Principal Global Investors, LLC, relating to the Principal Commercial Funding II, LLC Mortgage
Loans. (Filed as Exhibit 99.6 of the Registrant's Current Report on Form 8-K/A filed on
October 9, 2007 (Commission File Number 333-143623-03) and incorporated by reference).
Exhibit 99.7 Subservicing Agreement, dated August 23, 2007, between Capmark Finance Inc. and
Capstone Realty Advisors, LLC, relating to the National City Bank Mortgage Loans. (Filed as Exhibit 99.7 of the Registrant's Current Report on Form 8-K/A filed on October 9, 2007
(Commission File Number 333-143623-03) and incorporated by reference).
SIGNATURES
March 28, 2008
/s/ Warren Friend
Warren Friend
Vice President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MORGAN STANLEY CAPITAL I INC.
(Senior Officer in Charge of Securitization of the Depositor)
Title:
By:
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) Capmark Finance Inc., as Master Servicer
b) Capmark Finance Inc., as Primary Servicer
c) Capstone Realty Advisors, LLC, as Primary Servicer
d) Centerline Servicing Inc., as Special Servicer
e) LaSalle Bank National Association, as Servicing Function Participant for Prudential Asset Resources, Inc.
f) Midland Loan Services Inc., as Primary Servicer
g) Principal Global Investors LLC, as Primary Servicer
h) Prudential Asset Resources, Inc., as Master Servicer and as Special Servicer with respect to the Hilton
Washington D.C. mortgage loan
i) U.S. Bank National Association, as Securities Administrator and Paying Agent
j) Wells Fargo Bank, N.A., as Custodian
k) Wells Fargo Bank, N.A., as Trustee
a) Capmark Finance Inc., as Master Servicer
b) Capmark Finance Inc., as Primary Servicer
c) Capstone Realty Advisors, LLC, as Primary Servicer
d) Centerline Servicing Inc., as Special Servicer
e) LaSalle Bank National Association, as Servicing Function Participant for Prudential Asset Resources, Inc.
f) Midland Loan Services Inc., as Primary Servicer
g) Principal Global Investors LLC, as Primary Servicer
h) Prudential Asset Resources, Inc., as Master Servicer and as Special Servicer with respect to the Hilton
Washington D.C. mortgage loan
i) U.S. Bank National Association, as Securities Administrator and Paying Agent
j) Wells Fargo Bank, N.A., as Custodian
k) Wells Fargo Bank, N.A., as Trustee
a) Capmark Finance Inc., as Master Servicer
b) Capmark Finance Inc., as Primary Servicer
c) Capstone Realty Advisors, LLC, as Primary Servicer
d) Centerline Servicing Inc., as Special Servicer
e) Midland Loan Services Inc., as Primary Servicer
f) Principal Global Investors LLC, as Primary Servicer
g) Prudential Asset Resources, Inc., as Master Servicer
h) Prudential Asset Resources, Inc., as Master Servicer of The Tower Loan
i) Prudential Asset Resources, Inc., as Special Servicer with respect to the Hilton Washington D.C.
mortgage loan
j) U.S. Bank National Association, as Securities Administrator and Paying Agent
k) Wells Fargo Bank, N.A., as Trustee
Exhibit 99.1 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Morgan Stanley Mortgage Holdings LLC. (Filed as Exhibit 99.1 of
the Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File
Number 333-143623-03) and incorporated by reference).
Exhibit 99.2 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Principal Commercial Funding II, LLC. (Filed as Exhibit 99.2 of the
Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File
Number 333-143623-03) and incorporated by reference).
Exhibit 99.3 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Royal Bank of Canada. (Filed as Exhibit 99.3 of the Registrant's
Current Report on Form 8-K/A filed on October 9, 2007 (Commission File Number 333-
143623-03) and incorporated by reference).
Exhibit 4.1
Pooling and Servicing Agreement, dated as of August 1, 2007, by and among Morgan Stanley
Capital I Inc., as depositor, Capmark Finance Inc., as a master servicer, Prudential Asset
Resources, Inc., as a master servicer and a special servicer, Centerline Servicing Inc., as a special servicer, U.S. Bank National Association, as paying agent, authenticating agent and certificate registrar, and Wells Fargo Bank, National Association, as trustee and custodian.
(Filed as Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A filed on October 9,
2007 (Incorporated by reference).
Exhibit 99.4 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and Prudential Mortgage Capital Funding, LLC. (Filed as Exhibit 99.4 of
the Registrant's Current Report on Form 8-K/A filed on October 9, 2007 (Commission File
Number 333-143623-03) and incorporated by reference).
Exhibit 99.5 Mortgage Loan Purchase Agreement, dated as of August 1, 2007, between Morgan
Stanley Capital I Inc. and National City Bank. (Filed as Exhibit 99.5 of the Registrant's
Current Report on Form 8-K/A filed on October 9, 2007 (Commission File Number 333-
143623-03) and incorporated by reference).
Exhibit 99.6 Primary Servicing Agreement, dated August 1, 2007, between Capmark Finance Inc. and
Principal Global Investors, LLC, relating to the Principal Commercial Funding II, LLC Mortgage
Loans. (Filed as Exhibit 99.6 of the Registrant's Current Report on Form 8-K/A filed on
October 9, 2007 (Commission File Number 333-143623-03) and incorporated by reference).
Exhibit 99.7 Subservicing Agreement, dated August 23, 2007, between Capmark Finance Inc. and
Capstone Realty Advisors, LLC, relating to the National City Bank Mortgage Loans. (Filed as Exhibit 99.7 of the Registrant's Current Report on Form 8-K/A filed on October 9, 2007
(Commission File Number 333-143623-03) and incorporated by reference).